Form 10-K
period 1999-12-31
DLJ MORTGAGE ACCEP CORP FIR NAT TR SE 1999-5 MOR PAS TH CERT
filed 2000-03-31
CIK 1102393

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                         FORM 10-K



                          Pursuant to Section 13 or 15(d) of the
                              Securities Exchange Act of 1934


(Mark One)
[ x    ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

__________________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
         Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-75921

       DLJ MORTGAGE ACCEPTANCE CORP.
       First Nationwide Trust Series 1999-5
       Mortgage Pass-Through Certificates
(Exact name of registrant as specified in its charter)

       Delaware                                      13-3460894
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)

277 Park Avenue
New York, New York                                              10172

(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:             (212) 892-3000

       Securities registered pursuant to Section 12(b) of the Act
             NONE
       Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes                X  No *
       * The closing date for this transaction was November 30, 1999.

                                           PART I

Item 2.  Properties
       Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
          There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
          There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were thirty-two (32) participants in the DTC system holding positions in the Cede certificates.
       The following were Noteholders and Certificateholders of record as of the end of the reporting year.
       First Nationwide Trust Mortgage Pass-Through Certificates:

       Series 1999-5 Class IPP-A-1       Cede & Co.
       Series 1999-5 Class I-P           Cede & Co.
       Series 1999-5 Class IIIPP-A-1     Cede & Co.
       Series 1999-5 Class C-X           Cede & Co.
       Series 1999-5 Class C-B-1         Cede & Co.
       Series 1999-5 Class C-B-2         Cede & Co.
       Series 1999-5 Class C-B-3         Cede & Co.
       Series 1999-5 Class C-B-4         DLJ Mortgage Capital Inc.
                                         c/o DLJ Securities Corporation
                                         277 Park Avenue, 9th Floor
                                         New York, NY 10172
       Series 1999-5 Class C-B-5         DLJ Mortgage Capital Inc.
       Series 1999-5 Class C-B-6         DLJ Mortgage Capital Inc.
       Series 1999-5 Class II-A-1        Cede & Co.
       Series 1999-5 Class II-A-2        Cede & Co.
       Series 1999-5 Class II-A-3        Cede & Co.
       Series 1999-5 Class II-A-4        Cede & Co.
       Series 1999-5 Class II-A-5        Cede & Co.

       There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:     Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
       The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:
       Cede & Co.
       c/o The Depository Trust Company
       Seven Hanover Square
       New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
       There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

       (a) 1.  Not Applicable
             2.  Not Applicable
             3.  Exhibits
                  99.1  Annual Summary Statement
                  99.2  Annual Statement as to Compliance.
                  99.3  Annual Independent Public
                           Accountant's Servicing Report.

       (b)   Reports on Form 8-K
       The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
       December 20, 1999



       (c)    See (a) 3 above

       (d)    Not Applicable



                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       First Nationwide Trust Series 1999-5
       Mortgage Pass-Through Certificates
       /s/  Mary Fonti, Trust Officer
       Bank One



Date   March 31, 2000


                          EXHIBIT INDEX

       Exhibit Number     Description
                99.1      Annual Summary Statement
                99.2      Annual Statement of Compliance
                99.3      Report of Independent Accountants


       First Nationwide Trust Series 1999-5
       Mortgage Pass-Through Certificates
       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999



              Summary of Aggregate Amounts or End of Year Amounts

       Groups 1 & 3
       Pool Balance                              275,055,571.25
       Principal          Collections              1,580,324.45
       Realized Loss                                       0.00
       Interest           Collections              3,536,973.60
       Servicer           Fees                        57,632.47
       Excess Servicer    Fees                        74,317.60
       Trustee            Fees                         2,305.30

       Group 2
       Pool Balance                              104,645,889.73
       Principal           Collections             1,165,660.26
       Realized Loss                                       0.00
       Interest           Collections              1,098,797.82
       Servicer           Fees                             0.00
       Excess Servicer    Fees                             0.00
       Trustee            Fees                             0.00


       Delinquent Report
       Groups 1 & 3
       Category           Number         Stated Principal Bal
       1-30 days                        9          3,095,894.69
       31-60 days                       0                  0.00
       61-90 days                       0                  0.00
       91 or more days                  0                  0.00
       In Forclosure                    0                  0.00
       Reo Property                     0                  0.00

       Group 2
       Category           Number         Stated Principal Bal
       1-30 days                       21          9,665,359.76
       31-60 days                       1            253,920.36
       61-90 days                       0                  0.00
       91 or more days                  0                  0.00
       In Forclosure                    0                  0.00
       Reo Property                     1            335,451.45

       Certificate        Balance        Interest           Principal

       Groups 1 & 3
       Class IPP-A-1     240,287,423.77  1,404,718.68       521,492.23
       Class I-P           1,120,629.27          0.00         1,180.73
       Class IIIPP-A-1    20,850,990.56    121,761.34        22,382.44
       Class C-X           4,918,424.32     28,877.84           N/A
       Class C-B-1         6,902,570.37     40,342.17        13,229.63
       Class C-B-2         3,037,178.87     17,750.83         5,821.13
       Class C-B-3         1,518,589.44      8,875.42         2,910.56
       Class C-B-4           966,447.68      5,648.42         1,852.32
       Class C-B-5           634,982.98      3,711.17         1,217.02
       Class C-B-6           745,566.03      4,357.47         1,428.97

       Group 2
       Class II-A-1        71,533,155.43   375,973.82      653,817.57
       Class II-A-2         8,959,307.28         0.00            0.00
       Class II-A-3        10,581,155.00    55,110.18            0.00
       Class II-A-4         5,892,517.98    30,690.20            0.00
       Class II-A-5         8,191,496.72    42,905.82       46,421.28

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
       To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
       To be supplied upon receipt by the Trustee